Form 10QSB
period 1996-06-30
DMI INC /CO/
filed 1996-11-18
CIK 796337

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                             Washington, D.C. 20549
                                   Form 10-QSB
                                    Quarterly
                  Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


        For the period ended June 30, 1996 Commission File Number 0-19875


                                    DMI, INC.
                                    ---------
              Exact name of registrant as specified in its charter

          Colorado                                      93-3500183
          --------                                      ----------
State or other jurisdiction                 (IRS employer identification number)


2501 West Fifth Street Santa Ana, Ca.                             92703
-------------------------------------                             -----
Address of principal executive offices                           Zip Code

Registrant's telephone number, including area code        714-571-1900
                                                          ------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 1(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Number of shares outstanding as of  June 30, 1996: Common stock, no par value,

8,728,343
---------
Exhibit 27. Financial Data Schedule included.

                                      INDEX

Part I  Financial Information                                              Page

       Item 1 Financial Statements

            Balance Sheets as of  June 30, 1996
            and December 31, 1995                                          F-3

            Statements of Operations for the Three Months
             and six months ended June 30, 1996, and June 30, 1995         F-4

            Statements of Cash Flows for the Six Months
            Ended June 30, 1996, and June 30, 1995                         F-5

            Condensed Notes to Financial Statements                        F-6

       Item 2 Management's Discussion and Analysis of
            Financial Condition and Results of Operation                     7


Signatures

                                    DMI,INC.
                                 BALANCE SHEETS

          ASSETS                                                       LIABILITIES AND STOCKHOLDER'S
                                                                                   DEFICIT
                                       June 30,     Dec. 31,                                                June 30,     Dec. 31,
                                       1996         1995                                                    1996         1995
                                       Unaudited                                                            Unaudited
CURRENT ASSETS                                                         CURRENT LIABILITIES
  Cash and Cash                        $ 86,785     $164,338             Accounts Payable                   $   10,000   $   12,081
    Equivalents                                                          Accrued Expenses                      133,589      214,428
  Accounts Receivable, Net                2,000        2,000             Loan from stockholder                   6,000
  Inventory                              31,178       45,178                                                ----------   ----------
  Other Assets                            6,000           --             Total Current Liabilities             149,589      226,509
                                       --------     --------             Deferred Revenue                       51,134       51,134
  Total Current Assets                  125,963      211,516
Property and Equipment                    1,134       11,134           STOCKHOLDER'S   DEFICIT               4,110,183    4,053,887
  Net of accumulated                                                     Common stock, no par value
  depreciation of $90,798                                                Authorized 10,000,000 shares
  at June 30, 1996, and                                                  Issued and outstanding
  $80,798 at December 31,                                                8,728,343 and 8,503,736 shares
  1995                                                                   at June 30, 1996 and
                                                                         December 31, 1995                                   16,000
                                                                         Committed and  not issued shares
                                                                                                               350,000      350,000
                                                                                     Paid in Capital        (4,533,809)  (4,474,880)
                                                                                                            ----------   ----------
                                                                                     Accumulated Deficit       (73,626)     (54,993)

                                        --------    --------
TOTAL ASSETS                            $127,097    $222,650         TOTAL LIABILITIES AND DEFICIT          $  127,097   $  222,650
                                        ========    ========                                                ==========   ==========
See Accompanying Notes

                                    DMI, INC.
                            STATEMENTS OF OPERATIONS
              FOR THE PERIODS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                  ( Unaudited)


                                  Three Months Ended June 30,         Six months Ended June 30,
                                      1996                1995            1996           1995

REVENUES                          $   26,851           $  132,345     $   36,222         $  147,645

COSTS AND EXPENSES
  Cost of sales                        6,000              113,342         12,000            131,034
  Selling, General and
  administrative expense              46,919              188,376         83,383            362,708
                                  ----------           ----------     ----------         ----------

OTHER INCOME
  Interest (income)/expense,net         (232)              (6,036)          (232)            (2,954)

LOSS  BEFORE
PROVISION FOR
INCOME TAXES                         (25,836)            (163,337)       (58,929)          (343,143)
NET LOSS                         ($   25,836)         ($  163,337)    ($  58,929)       ($  343,143)
                                  ==========           ==========     ==========         ==========

LOSS PER COMMON                  ($     .003)         ($     0.02)    ($    .007)       ($     0.04)
                                  ==========           ==========      =========         ==========
SHARE
WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                        8,728,343            8,483,736      8,705,269          8,483,736
                                  ==========           ==========     ==========         ==========


See accompanying notes

                                    DMI, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30,1996 AND JUNE 30,1995
                                                  (Unaudited)


                                                     1996             1995

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net Loss                                         ($ 58,929)       ($343,143)
  Depreciation and amortization                       10,000           48,016
  Stock issued for services rendered                  56,296                0
  Issuance of common stock previously                (16,000)               0
committed
  Changes in assets and liabilities
     increase(decrease) in accounts receivable             0          (10,922)
     increase(decrease) in inventories                14,000           26,670
     increase(decrease) in prepaid expenses                0          (22,584)
     increase(decrease) in other assets               (6,000)               0
     increase(decrease) in accounts payable           (2,081)          18,370
     increase(decrease) in accrued expenses          (80,839)         183,786
     increase(decrease) in other liabilities                0          (1,280)
                                                    ---------       ---------
Net cash used in operating activities                (83,553)        (101,087)

CASH FLOWS FROM INVESTING
ACTIVITIES
   (Increase)/Decrease in capitalized software             0          (41,207)
                                                    --------        ---------
Net cash used in investing activities                      0          (41,207)

CASH FLOWS FROM FINANCING
ACTIVITIES
   Increase/(decrease) in stockholder loans            6,000                0
                                                    --------        ---------
Net cash provided by financing activities              6,000                0

INCREASE(DECREASE) IN CASH                           (77,553)        (142,294)
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                           164,338          804,243
BEGINNING OF PERIOD                                 --------        ---------
CASH AND CASH EQUIVALENTS,                          $ 86,785        $ 661,949
END OF PERIOD                                       ========        =========
SUPPLEMENTAL DISCLOSURE OF
NON-CASH
ACTIVITIES
     Interest Paid                                  $      0        $  24,268



See accompanying notes

                                   DMI, INC.

                      CONDENSED NOTES TO FINANCIAL STATEMENTS

          FOR THE THREE MONTHS ENDED JUNE 30, 1996, AND MARCH 31, 1996
                                  (UNAUDITED)

1. Unaudited Interim Financial Information
The interim financial statements are unaudited, but in the opinion of management of DMI, INC. ("the Company"), contain all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1996 and 1995. The results of operations for the three months ended June 30, 1996 and are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996. Reference is made to the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

2. Accounting Policies
The Company's accounting policies are as stated in its annual report on Form 10-KSB, for the year ended December 31, 1995

3. Contingencies
The Company does not have product liability insurance. Thus, the Company can be held liable for all damages or other losses resulting from the use of it's products. Presently, management is unaware of any potential liabilities or contingencies resulting from product liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended June 30, 1996 and June 30,1995
Revenues
Revenues for the three months ended June 30, 1996 repreent the sale of inventory items and payment for the preparation of a demonstration ARS system for a potential licensee. The Company is actively pursuing additional licensing agreements to bring the ARS technology successfully to market.

The Company is continuing to develop its relationship with Unicomp, Inc. as reported in the Form 10-KSB report for December, 1995. During the three months ended June 30, 1996, a joint venture agreement was completed with Unicomp, Inc. to export Toshiba telecommunications systems, and reported with an Form 8K filing. Active development of this program is proceeding, but revenues have not yet been received.

During the three month period ended June 30, 1996, a letter of intent was signed with Autologue Computer Systems, Inc. to form a business combination for the marketing of business automation systems to the automotive market, including Autologue's proprietary auto parts software and systems, and DMI's ARS system. This agreement has also been reported with an 8K filing.

Cost of Sales
Cost of sales for the period represents the cost of printers sold from inventory.

Operating Expenses
Operating expenses were $46,919 for the three months ended June 30, 1996, compared to $88,376 for the comparable period in 1995. This decrease reflects the layoff of all employees except for two officers, relocation of the Company's offices to less expensive facilities and general cost containment activities.

Net  Earnings
Net losses have been limited by reducing operating expenses, but are expected to continue until revenues are received from the programs described.

Liquidity and Capital
Cash declined to $86,785 at the three months ended June 30, 1996, from $126,736 at the period ended March 31, 1996.

The Company is continuing to pursue sources of capital to finance its expansion in all product areas. During the period, A.M. Razo & Company was engaged to seek additional financing, primarily for use with the Autologue program.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



DMI, Inc.
-----------
(Registrant)






          8/12/96                         /s/ Duncan Mac Donald
--------------------------------          --------------------------------
Date                                      By

                                          Duncan Mac Donald
                                          Secretary