Form 10QSB
period 1996-09-30
DMI INC /CO/
filed 1996-11-18
CIK 796337

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                                   Form 10-QSB
                                    Quarterly
                  Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the period ended September 30, 1996 Commission File Number 0-19875


                                    DMI, INC.
              Exact name of registrant as specified in its charter


          Colorado                                       93-3500183
---------------------------                             ------------
State or other jurisdiction                 (IRS employer identification number)


2501 West Fifth Street Santa Ana, Ca.                                     92703
--------------------------------------                                ----------
Address of principal executive offices                                  Zip Code

Registrant's telephone number, including area code     714-571-1900
                                                       ------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Number of shares outstanding as of September 30, 1996: Common stock, no par value,

8,762,843
---------

Exhibit 27. Financial Data Schedule included.

                                      INDEX

Part I  Financial Information                                                Page

       Item 1 Financial Statements

                   Balance Sheets as of  September 30, 1996
                   and December 31, 1995                                      F-3

                   Statements of Operations for the Three Months
                    and Nine months ended
                    September 30, 1996, and  September 30, 1995               F-4

                   Statements of Cash Flows for the Nine Months
                   Ended September 30, 1996, and  September 30, 1995          F-5

                   Condensed Notes to Financial Statements                    F-6

       Item 2 Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7


Signatures

                                    DMI,INC.
                                 BALANCE SHEETS

                     ASSETS
                                                    September           Dec. 31,
                                                     30,1996              1995
                                                    Unaudited
CURRENT ASSETS
  Cash and Cash                                      $48,501            $164,338
    Equivalents
  Accounts Receivable, Net                                 0               2,000
  Inventory                                           25,078              45,178
  Other Assets                                         6,000                --
                                                     -------            --------
  Total Current Assets                                79,579             211,516
Property and Equipment                                  --                11,134
  Net of accumulated
  depreciation of $91,932
  at September 30, 1996,
  and $80,798
  at December 31,
  1995

                                                     -------            --------
TOTAL ASSETS                                         $79,579            $222,650
                                                     =======            ========


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

                                               September 30,        December 31,
                                                   1996                 1995
                                                Unaudited
CURRENT LIABILITIES
  Accounts Payable                              $    10,000         $    12,081
  Accrued Expenses                                   91,220             214,428
  Loan from stockholder                              16,000

                                                -----------         -----------
  Total Current Liabilities                         117,220             226,509
  Deferred Revenue                                   51,134              51,134

STOCKHOLDER'S DEFICIT
  Common stock, no par value
  Authorized 10,000,000 shares
  Issued and outstanding
  8,728,343 and 8,503,736 shares
  at June 30, 1996 and
  December 31, 1995                               4,117,083           4,053,887
  Committed and  not issued shares                     --                16,000
  Paid in Capital                                   350,000             350,000
 Accumulated Deficit                             (4,555,858)         (4,474,880)
                                                -----------         -----------
                                                    (88,775)            (54,993)
                                                -----------         -----------


TOTAL LIABILITIES AND DEFICIT                   $    79,579         $   222,650
                                                ===========         ===========


                             See Accompanying Notes

                                    DMI, INC.
                            STATEMENTS OF OPERATIONS
         FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                  ( Unaudited)

                                     Three Months Ended September 30,       Nine months Ended September 30,
                                           1996              1995               1996               1995

REVENUES                              $     3,851        $    58,158        $    40,073        $   205,803

COSTS AND EXPENSES
  Cost of sales                                --             44,683             12,000            175,717
  Selling, General and
  administrative expense                   25,900            246,064            109,283            608,772
                                      -----------        -----------        -----------        -----------

OTHER INCOME
  Interest (income)/expense,net                --             (3,842)              (232)            (6,796)

LOSS  BEFORE
PROVISION FOR
INCOME TAXES                              (22,049)          (228,747)           (80,978)          (571,890)
NET LOSS                              ($   22,049)       ($  228,747)       ($   80,978)       ($  571,890)
                                      ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE
WEIGHTED AVERAGE                           ($.003)            ($0.03)            ($.009)            ($0.07)
                                      ===========        ===========        ===========        ===========
COMMON SHARES
OUTSTANDING
                                        8,721,639          8,483,736          8,719,958          8,483,736
                                      ===========        ===========        ===========        ===========

See accompanying notes

                                    DMI, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                     SEPTEMBER 30,1996 AND SEPTEMBER 30,1995
                                   (Unaudited)

                                                         1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                            ($ 80,978)       ($  571,890)
  Depreciation and amortization                          11,134             76,504
  Stock issued for services rendered                     63,196                  0
  Issuance of common stock previously committed         (16,000)
  Changes in assets and liabilities
     increase(decrease) in accounts receivable            2,000            (32,784)
     increase(decrease)  in inventories                  20,100             16,747
     increase(decrease) in prepaid expenses                --              (12,530)
     increase(decrease) in other assets                  (6,000)                 0
     increase(decrease) in accounts payable              (2,081)           (54,113)
     increase(decrease) in accrued expenses            (123,208)           124,833
     increase(decrease) in other liabilities               --               (3,280)
                                                      ---------        -----------
Net cash used in operating activities                  (131,837)          (390,995)

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase)/Decrease in capitalized software                0            (66,207)
                                                      ---------        -----------
Net cash used in investing activities                         0            (66,207)

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(decrease) in stockholder loans              16,000                  0
                                                      ---------        -----------
Net cash provided by financing activities                16,000                  0

INCREASE(DECREASE) IN CASH                             (115,837)          (457,202)
AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS,                              164,338          1,504,243
BEGINNING OF PERIOD
                                                      ---------        -----------
CASH AND CASH EQUIVALENTS,                            $  48,501        $ 1,047,041
                                                      =========        ===========
END OF PERIOD
SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES
     Interest Paid                                    $       0        $    32,151


                             See accompanying notes

                                    DMI,INC.


                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                               FOR THE NINE MONTHS

                        ENDED SEPTEMBER 30,1996 AND 1995

                                   (Unaudited)

1. Unaudited Interim Financial Information

The interim financial statements are unaudited, but in the opinion of management of DMI, INC. ("the Company"), contain all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30 1996 and 1995. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1996, Reference is made to the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission.

2. Accounting Policies

The Company's accounting policies are as stated in its annual report on Form 10-KSB, for the year ended December 31, 1995.

3. Contingencies

The Company does not have product liability insurance. Thus, the Company can be held liable for all damages or other losses resulting from the use of its' products. Presently, management is unaware of any potential liabilities or contingencies resulting from product liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months  and nine months ended September 30, 1996 and  September 30,1995

Revenues

Revenues for the three months ended September 30, 1996 represent recognition of service income from a prepaid service contract, the sale of inventory items, and payment for the preparation of a demonstration ARS system for a potential licensee.

The Company is continuing to develop its relationship with Unicomp, Inc. as reported in the Form 10-KSB report for December, 1995. During the nine months ended September 30, 1996, a joint venture agreement was completed with Unicomp, Inc. to export Toshiba telecommunications systems, and reported with an Form 8K filing. Active development of this program is proceeding, but revenues have not yet been received.

During the nine month period ended September 30, 1996, a letter of intent was signed with Autologue Computer Systems, Inc. to form a business combination for the marketing of business automation systems to the automotive market, including Autologue's proprietary auto parts software and systems, and DMI's ARS system. This agreement has also been reported with a Form 8K filing.

Cost of Sales

Cost of sales for the period represents the cost of printers sold from inventory.

Operating Expenses

Operating expenses were $25,900 and $109,283 for the three and nine months respectively, ended September 30, 1996, compared to $246,064 and $608,772, respectively, for the comparable periods in 1995. These decreases reflect the layoff of all employees except for two officers, relocation of the Company's offices to less expensive facilities and general cost containment activities.

Net  Earnings

Net losses have been limited by reducing operating expenses, but are expected to continue until revenues are received from the programs described.

Liquidity and Capital

Cash declined to $48,501 at September 30, 1996, from $164,338 at December 31, 1995.

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



DMI, Inc.

(Registrant)






11/12/96                                  Duncan MacDonald
--------------------------------          --------------------------------
Date                                      By

                                          Duncan MacDonald
                                          Secretary