Form 10KSB
period 1996-12-31
DMI INC /CO/
filed 1997-08-26
CIK 796337

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (Fee Required)

   For the Fiscal Year Ended December 31, 1996 Commission file number 0-19875
                                    ---------

                                    DMI, Inc.
             (Exact name of registrant as specified in its charter)

                                    Colorado
         (State of other jurisdiction of incorporation or organization)

                             2501 West Fifth Street
                           Santa Ana, California 92703
                    (Address of Principal Executive Offices)

                                   95-3500183
                      (I.R.S. Employer Identification No.)


       Registrant's telephone number, including area code: (714) 571-1900
                                  ------------
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

        The company's revenues for the year ended December 31, 1996 were
$    40,361
 -------------------

        The aggregate market value of the voting stock (consisting of common stock, no par value) held by non-affiliates on August 22, 1997 was approximately $997,145 based on the average closing bid and asked prices on said date ($.10), as recorded by a market maker. On such date, there were 69,750,843 shares of the Company's common stock outstanding

                                TABLE OF CONTENTS


                                                                         Page
PART I
Item 1.  Description of Business                                          3

Item 2.  Description of Properties                                        4

Item 3.  Legal Proceedings                                                4

Item 4.  Submission of Matters to a Vote of Security-Holders              4

PART II

Item 5.  Market  for  Common Equity and Related Stockholder Matters       4

Item 6.  Management's  Discussion and Analysis                            5

Item 7.  Financial Statements                                             8

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure               9

PART III

Item 9.  Directors ,  Executive Officers ,
         Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act                9

Item 10. Executive Compensation                                          10

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                           11

Item 12. Certain Relationships and Related Transactions                  11

Item 13. Exhibits and Reports on Form 8-K                                11

PART  I
ITEM 1 DESCRIPTION OF  BUSINESS
Background

The Company was organized under the laws of the State of Colorado on May 23,1986 under the name "Viceroy Ventures Ltd" for the primary purpose of entering into a business combination with a then unknown entity. From the Company's inception until November, 1987, the Company was an investment vehicle seeking a suitable investment for its funds by way of merger with an operating company.

On October 8, 1986, the Company closed a public offering of 34,558,000 units at a public offering price of $.01 per unit, each unit consisting of one share of the Company's no par value Common Stock and one Class A Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $.02 per share. The warrants subsequently expired by their own terms.

In November, 1987, the Company acquired Duncan Mac Donald, Inc. a California corporation formed on May 23,1980 and changed the name of Viceroy Ventures, Ltd. to DMI, Inc. ("DMI" or the "Company"). Duncan Mac Donald, Inc. management assumed control of the Company on such date.

Between 1985 and 1989, DMI was engaged in developing, manufacturing and marketing microcomputer tape and disk storage subsystems, special purpose computers and complete portable microcomputers. During 1986, approximately 93% of the Company's revenue was derived from add-on products for computers manufactured by Digital Equipment Corporation. During 1987, the Company began to emphasize other low end computer add-on products, and entered the market for add-on storage subsystems for IBM personal computers and compatibles, including AT&T, Zenith and Compaq.

In 1990, the Company began development of an optical archival system ("ARS") to replace microfiche, computer tape and paper documents for the archiving of historical information. The first customer installation of the new ARS system was successfully made in December, 1990. Between 1992 and 1994, approximately 25 additional systems were installed .

Insufficient capital was available to develop the necessary marketing organization, so in 1995 the strategic direction of the Company was revised to seek licensing agreements for the ARS product and a merger candidate.

In March 1996, the Company entered into a software licensing agreement with California Interactive Computer, Inc. and in September 1996 with Monarch Technology Group. These agreements are presently active.

Subsequent to fiscal year 1996, the Company entered into a stock purchase agreement on January 31, 1997 to acquire DTI Technology, Inc. (doing business as Dega Technology) in exchange for 57,000,000 shares of DMI, Inc. . This agreement became effective on July 21, 1997. Dega Technology will operate as a subsidiary of DMI, Inc. Dega Technology is engaged in the development and distribution of windowed electronic parts catalogs and service manuals, and other information catalogs. Its products are distributed on CD-ROM discs.

In May of 1996, the Company entered into a joint venture agreement with Unicomp, Inc. to establish a distribution channel for remanufactured Toshiba telephone systems in Vietnam, Laos, Cambodia, and China. By the terms of the Agreement, DMI, Inc. was to receive 25% of the gross profits. The agreement was rescinded in 1997 in favor of a $250,000 note to DMI, Inc. at 8% annuallized interest, due October 21, 1997.

Patents, Copyrights and Trademarks

The Company has received a federal trademark for the name "DMI" and has received copyright protection for its proprietary ARS software. In addition, U.S. Patent # 5,530,899 was issued for the ARS technology in July of 1996.


Employees

At December 31, 1996, DMI, Inc. had reduced its permanent staff to two employees, which are Messrs. Rose, Chief Executive Officer, and MacDonald, President and Secretary.

ITEM 2. DESCRIPTION OF PROPERTY

The Company occupies office space from Unicomp, Inc.  at no charge.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year ended December 31, 1996, the Company did not hold an annual meeting, and there were no matters submitted for a vote of the Company's security holders.

PART II
ITEM 5. MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The table below sets forth the high and low bid price of the Common Stock during the periods indicated, as reported by the Nasdaq OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not have represented actual transactions.

Common Stock


                    High       Low
1995
1st quarter       $   .69    $    .38
2nd quarter       $   .83    $    .38
3rd quarter       $   .88    $    .31
4th quarter       $   .38    $    .125

                    High       Low
1996
1st quarter       $   .94    $    .12
2nd quarter       $   .28    $    .156
3rd quarter       $   .17    $    .06
4th quarter       $   .09    $    .03


The closing price of the Company's common stock on December 31, 1996 was $0.035. The number of stockholders of record on December 31, 1996 was approximately 483, including CEDE and Co. and Kray & Co, who act as fiduciaries.

During 1996 and 1995, the Company neither declared nor paid any cash dividends. The Company does not anticipate the payments of cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following tables set forth for the fiscal years indicated, certain financial data of the Company and should be read in conjunction with the financial statements and notes appearing elsewhere in this Form 10-KSB.


                      Selected Financial Data in Thousands
                             Years Ended December 31


                          COMPARATIVE INCOME STATEMENT
                          ----------------------------
                                             1996            1995           1994
                                             ----            ----           ----
Revenue                                          40            214            409
Cost of Sales                                    47            326            400
Selling, general & admin. expense               181            779          1,363
Loss from operations                           (188)          (891)        (1,354)
Claims settlement
 (income )expense                               (25)          (207)           112
Other (income) expense, net                       -             (3)             3
Net Loss                                    ($  163)       ($  681)       ($1,469)
Net loss per common share                   ($  .02)       ($  .08)       ($  .18)

Weighted average shares outstanding
                                              8,732          8,504          8,367

                               BALANCE SHEET DATA
                               ------------------


                                 1996          1995        1994
                                 ----          ----        ----
Working Capital (deficit)        (132)         (15)         806
Total assets                        9          223        1,810
Bank borrowing                      0            0          700
Stockholder's equity
(deficit)                        (171)         (55)         923


GENERAL

The results of operations for the year ended December 31, 1996, which primarily reflect the Company's transformation from a developer and seller of document imaging systems to a software licensor seeking a merger partner, are not directly comparable to the results of operations for the year ended December 31, 1995. The operations for the year ended December 31, 1996 included some results of operations from the Company's wholly owned subsidiary DMI, CARS, Inc. which was dissolved in 1996, and the last sales of the Company's remaining inventory.

Due to the above, and because the results do not include the operations of DTI Technology, Inc., the results of the operations for the year ended December 31, 1996 are not an indication of any future results of operations.

Fiscal Year 1996 compared to Fiscal Year 1995

Revenues for 1996 decreased 81% to $40,361 as the Company changed its direction from a developer and seller of document imaging systems to a software licensor seeking a merger partner. Although the company has two existing licensing agreements with value added resellers, the company has not earned significant revenues from such ageements. Subsequent to year-end, the company was successful in finding a merger partner, and entered into a stock purchase agreement with DTI Tehnology, Inc. (d.b.a. Dega Technology) a developer of windowed parts catalogs and vehicle maintenance systems delivered on CD-ROMS.

Costs and expenses decreased 79% to $227,495 for primarily the same reasons as mentioned above. Additionally, fiscal year 1995 costs and expenses included non-recurring expenses of $82,721 for capitalized software amortization and $74,133 for the write-off of remaining capitalized software costs. The Company recorded charges to cost of sales of $35,199 in fiscal year 1996 and $23,296 in fiscal year 1995 that related to inventory obsolescence.

The company recorded claims settlement income of $24,836 in fiscal year 1996 and $206,500 in fiscal year 1995. Such amounts were revisions of previously recorded estimates. Subsequent to year-end, the Company completely satisfied its guarantee with respect to the settlement agreement. Accordingly, such income will not recur.

Net interest expense of $430 was recorded for fiscal year 1996 compared to net interest income $3,325 recorded in fiscal year 1995. This resulted primarily from the Company borrowing $16,000 from a stockholder/officer in 1996, and the Company maintaining lower interest earning cash balances throughout 1996.

As a result of the above, the Company recorded a net loss of $162,727, or $0.02 per share in fiscal year 1996 compared to a net loss of $681,846 or $0.08 per share, in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had a working capital deficit of approximately $132,000 and cash equivalents of $9,000.

Although the Company raised $10,000 in a private placement subsequent to year-end, the Company may potentially need additional financing to fund its future operations and the operations of DTI Technology, Inc. No such financing sources have yet been identified by the Company.

As mentioned above, the nature of the Company's operations changed from a developer and seller of document imaging systems to a software licensor seeking a merger partner. Such megrer partner was located subsequent to year-end. As such, a management is currently not aware of any trends that may affect its liquidity, capital resources and operations.

Inflation and seasonality are currently not expected to have a material effect on the Company's liquidity, capital resources, or operating activities.

Fiscal Year 1995 compared to Fiscal Year 1994

Revenues
Revenues for 1995 were $213,954, down $194,860 (47.7%) from $408,814 in fiscal
1994. Results for the year reflect the shipment of three systems, in comparison with sixteen systems during 1994.

During 1995, the Company's primary focus was on the startup of DMI CARS, a new wholly owned subsidiary formed for the purpose of marketing office automation products to the retail automobile dealer industry. Although three installations were completed during the first nine months of 1995, experience with these pilot installations indicated the need for further refinement of the product to achieve the necessary market penetration.

During 1994, the Company's primary focus was the initial marketing of the product on a general release basis to non-automotive resellers through partners previously contracted in 1993. 16 systems were installed, for total revenues of $333,536.

Cost of Sales
Cost of sales for fiscal year 1995 were $326,416, or 152.3% of revenues, down from $400,270, or 97.8% of revenues. Cost of sales in 1995 and 1994 includes amortization of capitalized software costs of approximately $82,721 and $115,000, respectively. Cost of sales in 1995 also includes write-off of its remaining capitalized software cost of $74,133 and revaluation of older hardware inventories, resulting in an additional charge to cost of sales of $23,296. The capitalized software as written off as a result of the Company's decision to discontinue development of enhancements and the revision of its strategic direction.

Operating Expenses
Operating expenses for 1995 were $779,209, down $583,939 (42.8%) from the 1994 total of $1,363,148. The decrease in operating expenses in 1995 reflects reductions in employee headcount, and in outside and professional services.

Other Income and Expense
In 1995, claim settlement income of $206,500 was recorded as a final settlement of a lawsuit was reached and executed. The income results from the reduction of the previously estimated claim amount.

Results of Operations
The Company's net loss was $681,846 for 1995 ($.08 per share) versus a loss of $1,469,424 ($.18 per share) in 1994. The net loss decreased in 1995 because of lower cost of sales and operating costs as discussed above. Additionally, the Company recorded claim settlement income in 1995 as opposed to claim settlement expense in 1994.




ITEM 7
FINANCIAL STATEMENTS
See attached financial statements

                                    DMI, INC.


                                    CONTENTS


                                                                                          PAGE
                                                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                       F - 2


REPORT OF INDEPENDENT ACCOUNTANTS                                                        F - 3


BALANCE SHEET                                                                            F - 4


CONSOLIDATED STATEMENTS OF OPERATIONS                                                    F - 5


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                                F - 6


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    F - 7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                               F - 9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
DMI, Inc.

We have audited the accompanying balance sheet of DMI, Inc. (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows of DMI, Inc. and Subsidiary for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence that supports the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DMI, Inc. as of December 31, 1996 and the consolidated results of operations and cash flows of DMI, Inc and Subsidiary for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continued losses and negative cash flows from operations, and has an accumulated deficit and negative working capital at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             HASKELL & WHITE LLP
                                             Certified Public Accountants
Newport Beach, CA
August 8, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                 --------------


To the Board of Directors
DMI, Inc. and Subsidiary


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of DMI, Inc. and Subsidiary (the "Company") for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence that supports the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of DMI, Inc. and Subsidiary for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced continued losses and negative cash flows from operations, and has an accumulated deficit and negative working capital at December 31, 1995. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


COOPERS & LYBRAND, L.L.P.

Newport Beach, California
February 16, 1996

                                    DMI, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1996


                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                      $     9,302
    Accounts receivable                                                      -
    Inventories, net                                                         -
                                                                   -----------
        Total current assets                                             9,302
                                                                   -----------
PROPERTY AND EQUIPMENT, NET                                                  -
                                                                   -----------
        Total assets                                               $     9,302
                                                                   ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
    Accounts payable                                               $     6,216
    Accrued expenses                                                   119,101
    Note payable to stockholder/officer                                 16,000
                                                                   -----------
        Total current liabilities                                      141,317
                                                                   -----------
DEFERRED REVENUE                                                        38,509
                                                                   -----------
CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, no par value, 1,000,000,000 shares
        authorized, 8,762,843 shares issued and outstanding          4,117,083
    Paid-in capital                                                    350,000
    Accumulated deficit                                             (4,637,607)
                                                                   -----------
        Total stockholders' equity (deficit)                          (170,524)
                                                                   -----------
        Total liabilities and stockholders' equity (deficit)       $     9,302
                                                                   ===========


        See accompanying notes to the consolidated financial statements.

                            DMI, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                               1996              1995
                                                           -----------        -----------

REVENUES                                                   $    40,361        $   213,954
                                                           -----------        -----------

COSTS AND EXPENSES
    Cost of sales                                               46,928            326,416
    Selling, general and administrative                        180,566            779,209
                                                           -----------        -----------

        Total costs and expenses                               227,494          1,105,625
                                                           -----------        -----------

        Operating loss                                        (187,133)          (891,671)

CLAIMS SETTLEMENT INCOME                                        24,836            206,500

INTEREST (EXPENSE) INCOME, NET                                    (430)             3,325
                                                           -----------        -----------

        Net loss                                           $  (162,727)       $  (681,846)
                                                           ===========        ===========

NET LOSS PER COMMON SHARE                                  $     (0.02)       $     (0.08)
                                                           ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         8,732,313          8,503,736
                                                           ===========        ===========


        See accompanying notes to the consolidated financial statements.

                            DMI, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                                                  Common Stock
                                             Common Stock                           Committed
                                     ----------------------------         -----------------------------
                                       Shares           Amount               Shares           Amount
                                     ----------       -----------         -----------      ------------
BALANCES AT JANUARY 1,
1995                                  8,483,736       $ 4,053,887           100,000        $   312,500

Adjustment to reconcile to
transfer agent data                      20,000                 -                 -                  -

Revision of claims settlement                 -                 -                 -           (296,500)

Net loss for the year ended
December 31, 1995                             -                 -                 -                  -
                                      ---------       -----------          --------        -----------
BALANCES AT DECEMBER 31,
1995                                  8,503,736         4,053,887           100,000             16,000

Issuance of common stock
committed                               100,000            16,000          (100,000)           (16,000)

Issuance of common stock
for services rendered                   159,107            47,196                 -                  -

Net loss for the year ended
December 31, 1996                             -                 -                 -                  -
                                      ---------       -----------          --------        -----------
BALANCES AT DECEMBER 31,
1996                                  8,762,843       $ 4,117,083                 -        $         -
                                      =========       ===========          ========        ===========


                                                                         Total
                                                                      Stockholders'
                                     Paid-In         Accumulated         Equity
                                     Capital          Deficit           (Deficit)
                                  ------------     -------------       -----------
BALANCES AT JANUARY 1,
1995                               $   350,000       $(3,793,034)       $   923,353

Adjustment to reconcile to
transfer agent data                          -                 -                  -

Revision of claims settlement                -                 -           (296,500)

Net loss for the year ended
December 31, 1995                            -          (681,846)          (681,846)
                                   -----------       -----------        -----------
BALANCES AT DECEMBER 31,
1995                                   350,000        (4,474,880)           (54,993)

Issuance of common stock
committed                                    -                 -                  -

Issuance of common stock
for services rendered                        -                 -             47,196

Net loss for the year ended
December 31, 1996                            -          (162,727)          (162,727)
                                   -----------       -----------        -----------
BALANCES AT DECEMBER 31,
1996                               $   350,000       $(4,637,607)       $  (170,524)
                                   ===========       ===========        ===========


        See accompanying notes to the consolidated financial statements.

                            DMI, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                            1996             1995
                                                                          ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                              $(162,727)       $(681,846)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                        11,134          101,894
        Loss on retirements of property and equipment                             -            1,496
        Write-off of capitalized software                                         -           74,133
        Reserve for inventories                                              35,199           23,296
        Write-off/provision for doubtful accounts                             2,000           26,990
        Issuance of common stock for services rendered                       47,196                -
        Revision of claims settlement                                       (24,836)        (206,500)
        Increase (decrease) from changes in assets and liabilities:
         Accounts receivable                                                      -           40,719
         Inventories                                                          9,979           50,665
         Advances to distributors                                                 -            7,500
         Accounts payable                                                    (5,865)         (58,481)
         Accrued expenses                                                   (70,491)           7,993
         Deferred revenue                                                   (12,625)          51,134
                                                                          ---------        ---------

               Net cash used in operating activities                       (171,036)        (561,007)
                                                                          ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capitalized software                                                          -          (78,898)
    Redemption of certificate of deposit                                          -          700,000
                                                                          ---------        ---------

               Net cash provided by investing activities                          -          621,102
                                                                          ---------        ---------


        See accompanying notes to the consolidated financial statements.

                            DMI, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                1996             1995
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of bank borrowing                           $           -        $(700,000)
    Proceeds from note payable to stockholder/officer            16,000                -
                                                              ---------        ---------

    Net cash provided by (used in) financing activities          16,000         (700,000)
                                                              ---------        ---------

    NET DECREASE IN CASH AND CASH EQUIVALENTS                  (155,036)        (639,905)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  $ 164,338        $ 804,243
                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $   9,302        $ 164,338
                                                              =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                         $           -        $  46,034
                                                              =========        =========

    Income taxes paid                                     $           -    $           -
                                                              =========        =========

SCHEDULE OF NONCASH TRANSACTIONS:
    Issuance of common stock for services rendered            $  47,196    $           -
                                                              =========        =========

    Adjustment of common stock committed for revised
      claims settlement                                   $           -        $ 296,500
                                                              =========        =========


        See accompanying notes to the consolidated financial statements.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



1.      DESCRIPTION OF BUSINESS AND MANAGEMENT'S PLANS

        DMI, Inc. and Subsidiary (the "Company") develops, manufactures, and markets proprietary software and sells the related computer equipment to provide long-term data storage capability to its customers. During 1995, DMI CARS, Inc., a wholly owned subsidiary of DMI, Inc., was established for the purpose of marketing the Company's products to the automobile dealer market. As the Company has historically suffered from a lack of working capital, the strategic direction of the Company was revised during the fourth quarter of 1995 to seek licensing arrangements for its products and a merger partner. Additionally, the Company reduced its fixed costs by reducing staffing and related expenses, professional and other outside service expenses. In connection with the Company's redirection, DMI CARS, Inc. was dissolved during the first quarter of 1996.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced continued losses and negative cash flows from operations, and has an accumulated deficit and negative working capital at December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans, the success of which is uncertain, in regard to this matter are discussed below.

        Although the Company currently has three licensing agreements with "Value Added Resellers," the Company has yet to earn significant revenues from these agreements. Furthermore, the Company's joint venture agreement with Unicomp, Inc., with which it also entered into a letter of intent to enter into an exchange of shares agreement in November 1995, was terminated in February 1997. However, as part of its new strategic direction and as more fully discussed in Note 3, the Company completed a business combination in July 1997 with DTI Technology, Inc. ("DTI"), a leader in providing electronic parts catalogues and services manuals for vehicle, equipment, and machine maintenance. Management intends to use funds raised through subsequent equity offerings to further develop and expand DTI's technologies and related products. Management expects to fund its future operations from a combination of operating cash flow and additional equity offerings. The outcome of these activities, however, is uncertain and the accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidated Financial Statements

        The consolidated financial statements for the year ended December 31, 1996, include the accounts of DMI, Inc. and the accounts of DMI CARS, Inc., through February 23, 1996, the date of its dissolution. The consolidated financial statements for the year ended December 31, 1995 include the accounts of DMI, Inc. and DMI CARS, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Company considers all demand deposits and short-term investments that have acquired maturities of 90 days or less to be cash equivalents.

        The carrying amount of cash equivalents approximates fair value because of the short-term maturity of those instruments.

        Inventories

        Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method and consist primarily of finished products. Units shipped to customers, subject to customer's acceptance or otherwise returnable to the Company, are included in inventories. During the year ended December 31, 1996, the Company determined that its inventories were substantially obsolete and recorded a reserve against such inventories in the amount of $35,199. Such amount is included in cost of sales in the accompanying consolidated statements of operations.

        Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' useful lives that range from three to five years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred. During 1996, the Company retired all property and equipment that are no longer being used by the Company.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year's income taxable for federal and state income tax reporting purposes.

        Revenue Recognition and Product Warranty

        The Company recognizes revenue from the sales of hardware and software upon delivery to the customer, provided certain other conditions have been met including buyer acceptance, ability to pay and absence of significant vendor performance obligations. The Company recognizes revenue for post contract support on a ratable basis over the life of the contract. Costs of any voluntary post contract support are accrued and charged to operations as necessary.

        The Company currently offers a six-month warranty on its product, included in the purchase price, covering parts and labor, much of which in turn is offset by warranties provided by the Company's vendors. The Company has not experienced significant warranty related claims.

        Research and Development Costs

        Research and development costs are expensed as incurred. There were no research and development costs incurred during 1996 or 1995.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Software Development Costs

        Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed." The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors such as anticipated future revenues, estimated economic life and changes in software and hardware technologies.

        Net Loss Per Share

        Net loss per share is based upon the weighted average number of common shares outstanding during the year. Common stock equivalents have been excluded from the computation since the results would be anti-dilutive.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
        Actual results could differ from those estimates.

        New Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires all companies to present "basic" EPS and, if they have a complex capital structure, "diluted" EPS. Under SFAS No. 128, "basic" EPS is computed by dividing income (adjusted for any preferred stock dividends) by the weighted average number of common shares outstanding during the period. "Diluted" EPS is computed by dividing income (adjusted for any preferred stock or convertible stock dividends and any potential income or loss from convertible securities) by the weighted average number of common shares outstanding during the period plus the number of additional common shares that would have been outstanding if

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        New Accounting Pronouncements (Continued)

        any dilutive potential common stock had been issued. The issuance of anti-dilutive potential common stock should not be considered in the calculation. In addition, SFAS No. 128 requires certain additional disclosures relating to EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Thus, the Company expects to adopt the provisions of this statement in fiscal year 1997. Management does not expect the adoption of this pronouncement to have a significant impact on the Company's financial statements.

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

        In June 1997, the FASB issues SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


3.      SUBSEQUENT EVENTS

        Dega Technology Acquisition

        In July 1997, the Company closed a stock purchase agreement with certain stockholders of DTI Technology, Inc. (d.b.a. Dega Technology) whereby the Company acquired 95.56% of the outstanding shares of Dega Technology in exchange for 57,000,000 shares of the Company's common stock. Dega Technology develops computer software which primarily transforms paper catalogs into digital documents located on CD-ROM's and is a leader in providing electronic parts catalogs and service manuals for vehicle, equipment and machine maintenance. The acquisition will be accounted for using the purchase method of accounting. The results of operations of Dega Technology will be included in the Company's 1997 financial statements from the date of acquisition.

        Presented below are unaudited condensed combined financial statements as of and for the year ended December 31, 1996 to reflect the combined financial position and results of operations on a "proforma" basis as if the combination had occurred as of January 1, 1996.

        Unaudited condensed combined balance sheet as of December 31, 1996.


                                                      Dega
                                                   Technology      Combined
                                  DMI, Inc.       (Unaudited)     (Unaudited)
                                  ---------        ---------       ---------

Current assets                    $   9,302        $  49,437       $  58,739
Property and equipment, net               -          106,025         106,025
Other noncurrent assets              58,855           58,855
                                  ---------        ---------       ---------

                                  $   9,302        $ 214,317       $ 223,619
                                  =========        =========       =========

Current liabilities               $ 141,317        $ 150,776       $ 292,093
Noncurrent liabilities               38,509                -          38,509
Stockholders' equity               (170,524)          63,541        (106,983)
                                  ---------        ---------       ---------

                                  $   9,302        $ 214,317       $ 223,619
                                  =========        =========       =========

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


3.      SUBSEQUENT EVENTS (CONTINUED)

        Dega Technology Acquisition (continued)

        Unaudited condensed combined statement of operations for the year ended December 31, 1996:


                                              Dega
                                            Technology          Combined
                          DMI, Inc.         (Unaudited)        (Unaudited)
                         -----------        -----------        -----------

Net sales                $    40,361        $ 1,269,142        $ 1,309,503
Costs and expenses          (227,494)        (1,771,400)        (1,998,894)
Other income                  24,406            483,509            507,915
                         -----------        -----------        -----------

   Net loss              $  (162,727)       $   (18,749)       $  (181,476)
                         ===========        ===========        ===========

        Unicomp, Inc.

        During 1996, the Company completed a joint venture agreement with Unicomp, Inc. ("Unicomp") primarily to export Toshiba telecommunications systems. However, in February 1997, and in connection with the Company's strategic redirection, the Company relinquished its rights under the joint venture agreement in exchange for a $250,000 note receivable. The note receivable bears interest at 8% per annum, is uncollaterized, and is payable with accrued interest on October 21, 1997.

        Private Placement

        Subsequent to December 31, 1996, the Company raised approximately $10,000 in a private placement of 200,000 shares of its common stock. Related proceeds will primarily be used to pay for the costs associated with the Dega Technology acquisition and for working capital.

4.      CAPITALIZED SOFTWARE

        In December 1995, development of enhancements was discontinued in connection with the strategic redirection of the Company. At that time, capitalized software with a net book value of $74,133 was written off.

        Amortization expense approximated $83,000 for the year ended December 31, 1995.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


5.      PROPERTY AND EQUIPMENT

        During 1996, the Company retired all property and equipment that are no longer being used. Accordingly, such amounts were removed from the Company's accounts.

6.      BANK BORROWING

        The Company had previously established a $700,000 line of credit with a financial institution. The line of credit, which bore interest at 6.7% was collateralized by a certificate of deposit in the amount of $700,000. In December 1995, the certificate of deposit was redeemed and the related bank borrowing was repaid in full.

7.      ACCRUED EXPENSES

        Accrued expenses consist of the following at December 31, 1996:


               Prepaid post contract support                          $    15,405
               Accrued salaries, wages, and payroll taxes                  50,606
               Sales taxes payable                                          9,376
               Accrued legal fees                                          10,000
               Professional fees payable                                   17,000
               Claims settlement payable                                    6,227
               Other                                                       10,487
                                                                      -----------
                                                                      $   119,101
                                                                      ===========


8.      NOTE PAYABLE TO STOCKHOLDER/OFFICER

        During the year ended December 31, 1996, the Company borrowed an aggregate of $16,000 from a stockholder/officer. Related borrowings are uncollateralized, bear interest at 8% per annum, and provide for quarterly interest payments. The borrowings were due on December 31, 1996 but were not repaid by the Company. Related accrued interest aggregated $699 at December 31, 1996.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


9.      STOCKHOLDERS' EQUITY

        Common Stock Committed

        During 1992, the Company agreed to issue 100,000 shares of common stock in settlement of a lawsuit. In 1992, the Company recorded 100,000 shares of its common stock as common stock committed at a value of $3.125 per share, the market value of the shares at the settlement signing date. As of December 9, 1993, the Company had been unable to complete registration of the shares, and the settlement agreement was voided by the court. Consequently, the settlement agreement was set aside and the plaintiff reinstated his suit. The Company responded and initiated a counter suit and cross-complaint against the plaintiff. Effective January 1, 1996, another settlement was completed. According to the terms of this settlement, the 100,000 shares were given to the plaintiff who is authorized to sell up to 8,333 shares per month until December 31, 1996. The Company is required to reimburse the plaintiff for the difference between the actual sales price per share and $0.90 per share. Accordingly, the Company has revised its estimate of claims settlement expense to reflect the estimated effect of the guarantee. Such revision in estimate resulted in a reduction of $206,500 from the previously accrued amount and is reflected in the 1995 consolidated statement of operations as claims settlement income.

        During 1996, the Company substantially satisfied its liability under the terms of the January 1, 1996 settlement. Thus, the Company again revised its estimate of claims settlement expense to reflect actual settlement amounts paid. Such revision in estimate resulted in a further reduction of $24,836 from the previously accrued amount and is reflected in the 1996 consolidated statement of operations as claims settlement income.

        Common Stock Issuances

        During 1996, the Company issued 159,107 shares of its common stock to various consultants for services rendered. The shares were valued at $47,196, which represented the fair market value of the shares on the respective dates of issuance.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


10.     INCOME TAXES

        The reconciliation of income taxes computed at the federal statutory tax rate to income tax expense at the effective income tax rate is as follows at December 31:


                                                    1997         1996
                                                    ----         ----

Federal statutory income tax (benefit) rate        (34.0)%      (34.0)%
Increases (decreases) resulting from:
   Non-deductible expenses                           0.2%         0.2%
   Net change in valuation allowance                33.8%        33.8%
                                                    ----         ----
Effective income tax benefit rate                      -%           -%

        The components of the net deferred tax asset and (liability) are as follows at December 31, 1996:


       Net operating loss carryforwards                       $ 1,490,693
       Depreciation and amortization                                    -
       Allowance for doubtful accounts                                803
       Inventory reserve                                           14,128
       Tax credits                                                 52,701
       Other                                                          272
       Valuation allowance                                     (1,558,597)
                                                               -----------
                                                              $         -
                                                               ===========



        The net operating loss carryforwards for federal and state income tax purposes at December 31, 1996 were approximately $4,171,000 and $1,181,000, respectively. These carryforwards expire beginning in 2002 and 1999, respectively. The net operating loss carryforwards for tax reporting purposes and the accumulated deficit differ primarily due to the timing of amortization and depreciation, inventory reserves and bad debt expenses.

        As of December 31, 1996, the Company had research and experimentation credit carryforwards for federal purposes of approximately $52,700, which expire beginning in 2001.

        The utilization of a portion of the net operating losses may be limited under Section 382 of the Internal Revenue Code due to ownership changes.

                            DMI, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


10.     INCOME TAXES (CONTINUED)

        At December 31, 1996, a 100% valuation allowance has been provided to reduce the Company's net deferred tax assets for the amount by which the deferred tax asset related to NOLs exceeded the net deferred tax liability resulting from all other temporary differences. The Company has provided the allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

11.     RELATED PARTY TRANSACTION

        During 1995, the Company paid Mrs. Toni Rose a base salary of $30,000, as bookkeeper and office manager for the Company. Mrs. Rose is the wife of Mr. Elvin Rose, Chief Executive Officer of the Company.

12.     CONTINGENCIES

        The Company does not have product liability insurance. Thus, the Company could be held liable for all damages or other losses resulting from the use of its products. Presently, management is unaware of any potential liabilities or contingencies resulting from product liability.

        The Company is not currently committed under leases for office space or equipment. During the years ended December 31, 1996 and 1995, rent expense aggregated $0 and $41,503, respectively.

13.     SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

        During the fourth quarter of 1996, the Company reevaluated potentially obsolete hardware inventory, which resulted in an increase of the inventory reserve of approximately $25,000. The aggregate effect of this adjustment was a reduction of net assets and net equity of approximately $25,000, and an increase in the 1996 net loss of approximately $25,000 or $0.01 per share.

        During the fourth quarter of 1995, the Company wrote-off the remaining net balance of capitalized software costs of approximately $74,000 and increased the inventory reserve by approximately $23,000. The aggregate effect of such adjustments was a reduction of net assets and net equity by approximately $97,000 and an increase in the 1995 net loss of approximately $97,000 or $0.01 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on Form 8-K listed in Exhibits and Reports under Item 13, Coopers & Lybrand L.L.P. announced that effective November 1, 1996, their client-auditor relationship with DMI, Inc. had ceased.

In another event subsequent to fiscal 1996, effective July 31, 1997, DMI,Inc. engaged Haskell & White L.L.P. of Newport Beach, California as its independent auditors.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information concerning directors and executive officers of the Company:

                               Director/Officer
   Name               Age           Since            Position
   ----               ---           -----            --------
Elvin Rose            60             1986            Chief Executive Officer,
                                                     Chairman and Director

Duncan MacDonald      73             1982            President, Secretary,
                                                     Chief Accounting Officer
                                                     and Director

James A. Lawson       53             1991            Director

Directors hold office until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

The principal occupations of the present executive officers and directors of the Company for at least the last five years are as follows:

Elvin Rose -- Mr. Rose has been Chairman and Chief Executive Officer and a Director of the Company since 1986. Prior to joining the Company, Mr. Rose held the following positions: 1) Executive vice-president of American Datacom of Irvine, California, a telecommunication marketing firm; 2) Executive vice-president of Able Computer of Costa Mesa, California, which manufactured DEC add-on equipment; and 3) division manager of resources for IBM. Mr. Rose received a BSIE from Pennsylvania State University.

Duncan Mac Donald -- Mr. Mac Donald has been President, Secretary and a Director of the Company since 1982. Prior to joining the Company, Mr. MacDonald held the following positions: 1) Vice-president and General Manager of Computer Storage Technology of Anaheim, California, a manufacturer of computer storage systems for the IBM and DEC markets; 2) Executive Vice-president of Geophysical Systems, Corp. of Pasadena, California, a company which engineered, manufactured and operated specialized seismic exploration computer systems; 3) a self employed investment advisor; and 4) area General Manager of Burroughs Corporation. Mr. MacDonald received a BSME from Northwestern University.

James A. Lawson.-- Mr. Lawson is currently vice president of sales for Auspex Systems, Inc., a manufacturer of high performance file servers for network computing environments. From 1988 to 1991, Mr. Lawson was Vice President and General sales Manager of the indirect sales division of Stratus Computers. Prior to 1988, Mr. Lawson was Vice President of sales and marketing for McDonnell Douglas Computer Systems. Mr. Lawson has over 25 years of experience in worldwide sales. Mr. Lawson resigned as a director effective July 10, 1997.


ITEM 10. EXECUTIVE COMPENSATION

The compensation for all officers, for services rendered to the Company for the fiscal years ended December 31, 1996, 1995 and 1994, respectively was as follows:

SUMMARY COMPENSATION TABLE


        Name and      Year   Salary Bonus   Other  Restr  Options/ LTIP Other
        Principal     Stock  SARs
        Position

        E. Al Rose    1996   $56,5970       0      0      0      0      0

        Chief         1995   $64,0000       0      0      0      0      0
        Executive     1994   $60,0000       0      0      0      0      0
        Officer (1)

        Duncan        1996   $37,8490       0      0      0      0      0
        Mac Donald    1995   $60,0000       0      0      0      0      0
        President (1) 1994   $60,0000       0      0      0      0      0


Actual compensation paid to Mr. Mac Donald for the year ended December 31, 1996 was $6,308.22 , with the balance accrued. In a subsequent event, this accrued compensation was forgiven on July 21, 1997, in conjunction with the purchase of DTI Technology.

Other than as described in the above table, for each of the three year periods ended December 31, 1996 the Company did not have any other form of compensation payable to its officers or directors, including any stock options, stock option plans, stock appreciation rights, or long term incentive plan awards. In addition, as of December 31, 1996, the Company did not have any employment contracts or termination of employment or change of control agreements with any of its officers and directors. Moreover, as of December 31, 1996, the directors of the Company do not receive any compensation, other than customary travel expenses, in their capacity as a director of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table will identify, as of December 31, 1996, the number and percentage of outstanding shares of Common Stock owned by (i) each person known to the Company who owns more than five percent of the outstanding Common Stock,
(ii) each officer and director, and (iii) officers and directors of the Company as a group.


        Title              Name and Address of         Amount and Nature of     Percent of Class
                           Beneficial Owner            Beneficial Ownership

        Common Stock       Elvin Rose                  1,417,064                 16.1%
                           2501 West Fifth St.
                           Santa Ana, CA, 92703

        Common Stock       Duncan MacDonald              925,000                 10.5%
                           2501 West Fifth St.
                           Santa Ana, CA. 92703

        Common Stock       James A. Lawson                     0                 00 0%
                           5200 Great American
                           Pkwy, Santa Clara,
                           CA, 95054
        Common Stock       Officers and Directors      2,342,064                 26.6%
                           as a Group (3 Persons)
------------
        (1)    Address reflects the business address of such parties.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995, the Company paid Mrs. Toni Rose a base salary of $30,000, as bookkeeper and office manager for the Company. Mrs. Rose is the wife of Mr. Elvin Rose, Chief Executive Officer of the Company.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

3.1 Articles of Incorporation and Bylaws of Viceroy Ventures Ltd. (presently DMI, Inc) filed as Exhibit 3.1 to the S-18 Registration Statement of the Registrant. File No. 33-6799-D.

3.2 Amendment to Articles of Incorporation of Viceroy Ventures, Ltd. (presently DMI, Inc.) filed as Exhibit 3.1 to the S-18 Registration Statement of the Registrant. File No. 336799-D.

3.3 Articles of Incorporation of DMI-CARS, Inc. Incorporated by reference from the Company's 1995 Form 10-KSB.

4.2 Specimen Stock Certificate - filed as Exhibit 3.1 to the Form S-18 Registration Statement of the Registrant. File No 0-19875.

10.1 Proprietary Information and Invention Agreement dated October 2, 1987 between the Company and Duncan MacDonald. Filed as exhibit to Form S-1 Registration Statement. File No. 33-509501.

10.2 Form of Subscription Agreement and form of Stock Purchase Warrant in connection with the December 1991 private placement. Filed as exhibit to Form S-1 Registration Statement. File No. 33-509501.

10.3 Form of Subscription Agreement in connection with February 1992 private placement. Filed as exhibit to Form S-1 Registration Statement. File No. 33-509501.

10.4 Form of Subscription Agreement in connection with July 1992 private placement. Filed as exhibit to Form S-1 Registration Statement. File No. 33-509501.

10.5 Consulting Agreement between the Company and Woodbridge and Associates dated October 17, 1991. Filed as Exhibit 10.1 to the Form S-8 Registration Statement of the Registrant. File No. 3346471.

10.6 Software Distribution Agreement between the Company and Data General Corporation dated February 10, 1995. Incorporated by reference from the Company's 1995 Form 10-KSB.

10.7 Letter of Intent dated October 31, 1995 by and between DMI, Inc. and Unicomp, Inc. Incorporated by reference from the Company's 1995 Form 10-KSB.

10.8 Joint Venture Agreement dated May 29, 1996 by and between DMI, Inc. and Unicomp, Inc. Incorporated by reference from the Company's Form 8-K dated May 31, 1996.

10.9 Letter of Intent dated July 9, 1996 by and between DMI, Inc. and Autologue Computer Systems, Inc. Incorporated by reference from the Company's Form 8-K dated July 9, 1996.

11.0 Resignation of account by Coopers & Lybrand L.L.P. effective November 1, 1996. Incorporated by reference from the Company's Form 8-K dated November 26, 1996 and Form 8-K/A dated December 12, 1996.

27   Financial Data Schedule

(b)     Reports on Form 8-K
Resignation of account by Coopers & Lybrand L.L.P. effective November 1, 1997 Execution of Business Combination Agreement with DTI Technology on January 31, 1997 Engagement of Haskell & White L.L.P. as independent auditors on July 31, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   DMI, Inc.



Date         8/22/97                      By   /s/DUNCAN MACDONALD
     ------------------------                ---------------------------
                                                Duncan Mac Donald
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Act f 1933, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                        Date



/S/DUNCAN MAC DONALD   Duncan Mac Donald               8/22/97
-------------------                                --------------------
                       Chief Financial Officer
                       and Director




/S/ELVIN ROSE          Elvin Rose                      8/22/97
-------------------                                --------------------
                       Director