Form 10QSB
period 1997-03-31
DMI INC /CO/
filed 1997-08-26
CIK 796337

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

       For The Period Ended March 31, 1997 Commission File Number 0-19875


                                    DMI, INC.
                                    ---------
              Exact Name of Registrant as specified in its charter


                                    Colorado
          (State or other jurisdiction of incorporation or organization

                             2501 West Fifth Street
                           Santa Ana, California 92703
                    (Address of principal Executive Offices)

                                   95-3500183
                      (I.R.S. Employer Identification No.)

        Registrant's telephone number, including area code (714)-571-1900

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No   X
                                       -----    -----

               Number of shares outstanding as of March 31, 1997:

                      Common Stock, no par value 8,862,843

                                      INDEX
                                      -----


                                                                               Page
                                                                               ----
Part 1  Financial Information

        Item 1    Financial Statements

                  Balance Sheets as of March 31, 1997
                  and December 31, 1996                                         F-3

                  Statements of Operations for the Three Months
                  Ended March 31, 1997 and March 31, 1996                       F-4

                  Statements of Cash Flows for the Three Months
                  Ended March 31, 1997 and March 31, 1996                       F-5

                  Condensed Notes to Financial Statements                       F-6

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 7

Signatures

                                    DMI, INC.

                                 BALANCE SHEETS


              ASSETS                                                           LIABILITIES

                           March 31,       Dec. 31,                                     March 31,          Dec. 31,
                             1997            1996                                         1997               1996
                          -----------      --------                                    -----------        ---------
                          (Unaudited)                                                  (Unaudited)
CURRENT ASSETS                                       CURRENT LIABILITIES
  Cash and cash                                        Accounts Payable                $    4,965       $    6,216
    equivalents             $10,500         $9,302     Accrued Expenses                   154,724          119,101
  Accounts                                             Loan from Shareholder               16,000           16,000
  Receivable, Net                --             --                                     ----------       ----------
  Inventory                      --             --      Total Current Liabilities         175,689          141,317
  Other Assets               10,500          9,302      Deferred Revenue                   34,658           38,509
                            -------        -------
    Total                    10,500          9,302   STOCKHOLDER'S DEFICIT
                                                       Common Stock, no par
                                                       value.  1,000,000,000
                                                       shares authorized.
                                                       8,862,843 shares issued
                                                       and outstanding                   4,120,083        4,117,083

                                                       Paid-in capital                     350,000          350,000
                                                       Accumulated Deficit              (4,669,930)      (4,637,607)

                                                         Total Stockholder's
                                                           Equity (Deficit)               (199,847)        (170,524)
                            -------                                                     ----------       ----------
      TOTAL ASSETS          $10,500                  TOTAL LIABILITIES AND DEFICIT      $   10,500       $    9,302
                            =======                                                     ==========       ==========

                                    DMI, INC.

                            STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1997 and March 31, 1996

                                                        1997             1996
                                                     ---------        ---------
REVENUES                                             $   3,851        $   9,371

COSTS AND EXPENSES
   Cost of Sales                                             0            6,000
   Selling, General and Administrative Expense          36,486           36,464
                                                     ---------        ---------
LOSS FROM OPERATIONS                                   (32,635)         (33,093)

OTHER INCOME
   Interest income (expense), net                          312                0

NET LOSS                                             $ (32,323)       $ (33,093)
                                                     ---------        ---------
Loss Per Common Share                                $  (0.004)       $  (0.004)

Weighted Average Common Shares Outstanding           8,762,843        8,682,196

                                    DMI, INC.

                            STATEMENTS OF CASH FLOWS
                           For The Three Months Ended
                 March 31, 1997, and March 31, 1996 (Unaudited)

                                                               1997          1996
                                                            ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  $(32,323)      $(33,093)
  Depreciation and Amortization                                   --          5,000
  Stock Issued For Services Rendered                           3,000         40,296

  Changes in assets and liabilities
     Increase (decrease) in accounts receivable                   --             --
     Increase (decrease) in inventories                           --          6,000
     Increase (decrease) in prepaid expenses                      --             --
     Increase (decrease) in other assets                          --             --
     Increase (decrease) in accounts payable                  (1,251)        (2,081)
     Increase (decrease) in accrued expenses                  35,623        (53,724)
     Increase (decrease) in other liabilities                 (3,851)            --
                                                            --------       --------
  Net cash provided for (used by) operating activities         1,198        (37,602)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,198        (37,602)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 9,302        164,338
                                                            --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 10,500       $126,736
                                                            ========       ========

See accompanying notes

                                   DMI, INC.

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1. Unaudited Interim Financial Information
------------------------------------------

The interim financial statements are unaudited, but in the opinion of management of DMI, Inc. (the Company), contain all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997. Reference is made to the Company's Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

2. Accounting Policies
----------------------

The Company's accounting policies are as stated in its annual report on Form 10-KSB for the year ended December 31, 1996.

3. Contingencies
----------------

The Company does not have product liability insurance. Thus, the Company can be held liable for all damages or other losses resulting from the use of its products. Presently, management is unaware of any potential liabilities or contingencies resulting from product liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1997, and March 31, 1996

GENERAL

 Recorded revenues were due to recognition of a portion of a deferred revenue accrual associated with a prior service obligation. Selling, general and administrative expense reflects salary accruals to the two employees of the Company. In a subsequent event, these accruals were forgiven in July of 1997 in conjunction with the purchase of DTI Technology, Inc. (dba Dega Technology).

As discussed in the Company's Form 10KSB for fiscal year 1996, the Company entered into a purchase agreement on January 31, 1997 to acquire DTI Technology, Inc. (doing business as Dega Technology) in exchange for 57 million shares of DMI, Inc. common stock. In an event subsequent to the period of this report, the agreement became effective July 21, 1997.

In May of 1996, the Company entered into a joint venture agreement with Unicomp, Inc. to establish a distribution channel for remanufactured Toshiba telephone systems in Vietnam, Laos, and Cambodia. The terms were amended on February 4, 1997 to rescind the agreement in favor of a $250,000 cash settlement. In a subsequent event, the Company accepted a promissory note for $250,000 on July 21, 1997, due October 21, 1997, with interest at 8% per annum.

Due to the above, and because the results for the period do not include the operations of DTI Technology, Inc., the results of operations for the three months ended March 31, 1997 are not an indication of any future results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27      Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DMI, INC.

                                                (Registrant)

         8/25/97                                By: /s/ DUNCAN MAC DONALD
-------------------------------                     ---------------------------
Date                                                Duncan Mac Donald
                                                    Chief Financial Officer