Form 10QSB
period 1997-06-30
DMI INC /CO/
filed 1997-08-26
CIK 796337

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

                                Quarterly Report
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For The Period Ended June 30, 1997 Commission File Number 0-19875


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

               Number of shares outstanding as of June 30, 1997:

                      Common Stock, no par value 9,612,843

                                      INDEX
                                      -----


                                                                               Page
                                                                               ----
Part 1  Financial Information

         Item 1   Financial Statements

                  Balance Sheets as of June 30, 1997
                  and December 31, 1996                                         F-3

                  Statements of Operations for the Three Months and
                  Six Months Ended March 31, 1997 and March 31, 1996            F-4

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1997 and June 30, 1996                         F-5

                  Condensed Notes to Financial Statements                       F-6

         Item 2   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 7

Signatures

                                    DMI, INC.
                                 BALANCE SHEETS


              ASSETS                                                                    LIABILITIES

                                 June 30,       Dec. 31,                                    June 30,         Dec. 31,
                                  1997            1996                                        1997             1996
                               -----------      --------                                  -----------      -----------
                               (Unaudited)                                                (Unaudited)
CURRENT ASSETS                                             CURRENT LIABILITIES
   Cash and cash equivalents      $1,715         $9,302      Accounts Payable             $     4,965      $     6,216
   Accounts Receivable, Net           --             --      Accrued Expenses                 170,397          119,101
   Inventory                          --             --      Loan from Shareholder             25,600           16,000
   Other Assets                       --             --                                   -----------      -----------
                                  ------         ------      Total Current Liabilities        200,962          141,317
    Total                          1,715          9,302      Deferred Revenue                  30,807           38,509

                                                           STOCKHOLDER'S DEFICIT
                                                             Common Stock, no par
                                                             value.  1,000,000,000
                                                             shares authorized.
                                                             8,862,843 shares issued
                                                             and outstanding                4,142,583        4,117,083

                                                             Paid-in capital                  350,000          350,000
                                                             Accumulated Deficit           (4,772,637)      (4,637,607)

                                                              Total Stockholder's
                                                                Equity (Deficit)             (230,054)        (170,524)
                                  ------                                                  -----------      -----------
      TOTAL ASSETS                $1,715                   TOTAL LIABILITIES AND DEFICIT  $     1,715      $     9,302
                                  ======                                                  ===========      ===========

                                    DMI, INC.

                            STATEMENTS OF OPERATIONS
              For the Periods Ended June 30, 1997 and June 30, 1996

                                             Three Months Ended June 30         Six months Ended June 30
                                             --------------------------        --------------------------
                                                1997             1996             1997             1996
                                             ---------        ---------        ---------        ---------
REVENUES                                     $   3,851        $  26,851        $   7,702        $  36,222

COSTS AND EXPENSES
   Cost of Sales                                    --            6,000               --           12,000
   Selling, General and Administrative          56,886           46,919           93,372           83,383
   Expense

LOSS FROM OPERATIONS                           (53,035)         (26,068)         (85,670)         (59,161)

OTHER INCOME
    Interest income (expense), net                 328              232              640              232

NET LOSS                                     $ (52,707)       $ (25,836)       $ (85,030)       $ (58,929)
                                             =========        =========        =========        =========
Loss Per Common Share                        $  (0.006)       $  (0.003)       $  (0.009)       $  (0.007)

Weighted Average Common Shares
  Outstanding                                9,362,843        8,728,343        9,079,510        8,705,269

                                    DMI, INC.

                            STATEMENTS OF CASH FLOWS
                            For The Six Months Ended
                  June 30, 1997 and June 30, 1996 (Unaudited)

                                                              1997           1996
                                                            ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                  $(85,030)      $(58,929)
  Depreciation and Amortization                                   --         10,000
  Stock Issued For Services Rendered                          25,500         56,296
  Issuance of stock previously committed                          --        (16,000)

  Changes in assets and liabilities                               --             --
     Increase (decrease) in accounts receivable                   --             --
     Increase (decrease) in inventories                           --         14,000
     Increase (decrease) in prepaid expenses                      --             --
     Increase (decrease) in other assets                          --         (6,000)
     Increase (decrease) in accounts payable                  (1,251)        (2,081)
     Increase (decrease) in accrued expenses                  51,296        (80,839)
     Increase (decrease) in other liabilities                 (7,702)            --
                                                            --------       --------
  Net cash provided for (used by) operating activities        17,187        (83,553)

CASH FLOWS FROM FINANCING ACTIVITIES
     increase (decrease) in stockholder loans                  9,600          6,000
                                                            --------       --------
  Net cash provided by financing activities                    9,600          6,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (7,587)        77,553

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 9,302        164,338
                                                            --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  1,715       $ 86,785
                                                            ========       ========

See accompanying notes

                                    DMI, INC.

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

1. Unaudited Interim Financial Information
------------------------------------------

The interim financial statements are unaudited, but in the opinion of management of DMI, Inc. (the Company), contain all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 1997. Reference is made to the Company's Form 10-KSB for the year ended December 31, 1996, as filed with the Securities and Exchange Commission.

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

Due to the above, and because the results for the period do not include the operations of DTI Technology, Inc., the results of operations for the six months ended June 30, 1997 are not an indication of any future results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27      Financial Data Schedule.

        Reports on Form 8-K:

                Acquisition of DTI Technology, Inc. filed April 2, 1997.

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