Form 10QSB
period 1997-09-30
DMI INC /CO/
filed 1997-12-18
CIK 796337

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended          September 30, 1997
                                    -------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Commission File Number       0-19875
                              ---------------

                                    DMI, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in is charter)

           Colorado                                    95-3500183
--------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

             1530 Monterey Street, San Luis Obispo, California 93401
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (805) 546-0444
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed from last report)

Check whether the issuer (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan conformed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, no par value: 70,050,748 shares outstanding as of September 30, 1997.

                                    DMI, INC.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I.       FINANCIAL INFORMATION:

Item 1.       FINANCIAL STATEMENTS

              Condensed consolidated balance sheets as of September 30, 1997
              (unaudited) and December 31, 1996 (audited)                          3

              Condensed consolidated statements of operations for the
              three and nine months ended September 30, 1997 and 1996              4

              Condensed consolidated statements of cash flows for the
              nine months ended September 30, 1997 and 1996                        5

              Notes to condensed consolidated financial statements                 7

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSES OR PLAN OF OPERATION            8


PART II.      OTHER INFORMATION:

Item 1.       LEGAL PROCEEDINGS                                                   10

Item 2.       CHANGES IN SECURITIES                                               10

Item 3.       DEFAULTS UPON SENIOR SECURITIES                                     10

Item 4.       SUBMISSION OF MATTERS TO A VOTE OR SECURITY HOLDERS                 10

Item 5.       OTHER INFORMATION                                                   10

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                    10


SIGNATURES                                                                        11


PART I - FINANCIAL INFORMATION:

ITEM 1.- FINANCIAL STATEMENTS


                                    DMI, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 September 30, 1997    December 31, 1996
                            ASSETS                                  (Unaudited)           (Audited)
                                                                 ------------------    -----------------
Current Assets:
  Cash and cash equivalents                                         $    27,872          $     9,302
  Accounts receivable, net                                              400,012                   --
  Other current assets                                                   61,132
                                                                    -----------          -----------
           Total current assets                                         489,016                9,302

  Property and equipment, net                                           125,161                   --
                                                                    -----------          -----------

           Total assets                                             $   614,177          $     9,302
                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable                                                  $    83,060          $     6,216
  Accrued expenses                                                      281,881              119,101
  Loan from stockholder                                                  25,600               16,000
  Credit cards payable                                                   28,459                   --
  Notes payable                                                           6,000                   --
                                                                    -----------          -----------
           Total current liabilities                                    425,000              141,317
                                                                    -----------          -----------

Non-Current Liabilities:
  Deferred revenue                                                       30,806               38,509
  Deferred income taxes                                                 (14,000)                  --
                                                                    -----------          -----------
           Total non-current liabilities                                 16,806               38,509
                                                                    -----------          -----------

Stockholders' Equity (Deficit):
  Common stock, no par value, 1,000,000,000 shares authorized
     70,050,748 and 8,762,843 issued and outstanding
                                                                      4,934,689            4,117,083
  Additional paid-in capital                                            350,000              350,000
  Accumulated deficit                                                (5,112,318)          (4,637,607)
                                                                    -----------          -----------
           Total stockholders' equity (deficit)                         172,371             (170,524)
                                                                    -----------          -----------


           Total liabilities and stockholders' equity (deficit)
                                                                    $   614,177          $     9,302
                                                                    ===========          ===========





     See accompanying notes to condensed consolidated financial statements.

                                   DMI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                      Three Months Ended                  Nine Months Ended
                                        September 30,                        September 30,
                                    ----------------------           ----------------------------
                                        1997        1996                1997             1996
                                    ----------   ---------           ----------       ----------
Revenues                            $   45,327   $   3,851           $   45,327       $   40,073
                                    ----------   ---------           ----------       ----------

Costs and expenses:
  Cost of sales                             --          --                   --           12,000
  Selling, general and
    administrative expenses            429,305      25,900              513,079          109,283
  Depreciation expense                   7,032          --                7,032               --
                                    ----------   ---------           ----------       ----------

    Total cost and expenses            436,337      25,900              520,111          121,283
                                    ----------   ---------           ----------       ----------

Loss from operations                  (391,010)    (22,049)            (474,784)         (81,210)

Interest income, net                         1          --                   73              232
                                    ----------   ---------           ----------       ----------

Net loss                            $ (391,009)  $ (22,049)          $ (474,711)      $  (80,978)
                                    ==========   =========           ==========       ==========

Loss Per Common Share               $   (0.010)  $  (0.003)          $   (0.012)      $   (0.007)
                                    ==========   =========           ==========       ==========

Weighted Average Number of Common
  Shares Outstanding                39,831,795   8,721,639           39,406,795        8,719,958
                                    ==========   =========           ==========       ==========







     See accompanying notes to condensed consolidated financial statements.

                                   DMI, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                  1997                1996
                                                                              -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(474,711)          $ (80,978)
  Adjustments to reconcile net loss to cash used for
    operating activities:
    Depreciation and amortization                                                  7,032              11,134
    Stock issued for services rendered                                           108,126              63,196
    Issuance of stock previously committed                                            --             (16,000)

  Increase (decrease) from changes in assets and liabilities:
    Accounts receivable                                                          265,256               2,000
    Inventories                                                                       --              20,100
    Other assets                                                                 (15,493)             (6,000)
    Accounts payable                                                              16,990              (2,081)
    Accrued expenses                                                              51,293             123,208)
    Other liabilities                                                             (8,481)                 --
                                                                                --------           ---------
        Net cash used by operating activities                                    (49,988)           (131,837)
                                                                                --------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                                                    13,093                  --
  Acquisition of property and equipment                                           (9,635)                 --
                                                                                --------           ---------
        Net cash provided by investing activities                                  3,458                  --
                                                                                --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loans                                                  9,600              16,000
  Proceeds from stock issuances                                                   55,500                  --
                                                                                --------           ---------

        Net cash provided by financing activities                                 65,100              16,000
                                                                                --------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                  18,570            (115,837)
CASH, BEGINNING OF PERIOD                                                          9,302             164,338
                                                                                --------           ---------
CASH, END OF PERIOD                                                             $ 27,872           $  48,501
                                                                                ========           =========



     See accompanying notes to condensed consolidated financial statements.

                                   DMI, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

As discussed in Note 1, during the nine months ended September 30, 1997, the Company acquired 95.56% of the outstanding shares of DTI Technology, inc. (d.b.a. Dega Technology, Inc.) in exchange for 57,000,000 shares of the Company's common stock. This non-cash acquisition had the following effects on the Company's financial statements:

Increase in cash                                         $ 13,093
Increase in accounts receivable, net                      665,268
Increase in other assets                                   45,639
Increase in property and equipment                        122,558
Increase in accounts payable                               59,854
Increase in accrued liabilities                           111,486
Increase in credit cards payable                           29,460
Decrease in other liabilities                               8,222
Increase in common stock                                  653,980



     See accompanying notes to condensed consolidated financial statements.

                                   DMI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position and its results of operations and cash flows. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full fiscal year. For further information, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the Securities and Exchange Commission.

In July 1997, the Company closed a stock purchase agreement with certain stockholders of DTI Technology, Inc. (d.b.a. Dega Technology, Inc.) whereby the Company acquired 95.56% of the outstanding shares of Dega Technology, Inc. in exchange for 57,000,000 shares of the Company's common stock. Dega Technology, Inc. develops computer software which primarily transforms paper catalogs into digital documents located on CD-ROM's and provides electronic parts catalogs and service manuals for vehicle, equipment and machine maintenance. The acquisition was accounted for using the purchase method of accounting. As the fair value of the net assets acquired by the Company approximated their carrying value on the date of acquisition, no goodwill was recorded in connection with this acquisition.

The condensed consolidated financial statements as of September 30, 1997 and for the periods then ended include the accounts of DMI, Inc. and the accounts of DTI Technology, Inc. (d.b.a. Dega Technology, Inc.) from July 21, 1997, the date of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.


NOTE 2 - CONTINGENCIES

The Company does not have product liability insurance. Thus, the Company can be held liable for all damages or other losses resulting from the use of its products. Presently, management is unaware of any potential liabilities or contingencies resulting from product liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

General

The results of operations for the three and nine months ended September 30, 1996, which primarily reflect the Company's transformation from a developer and seller of document imaging systems to a software licenser seeking a merger partner, are not directly comparable to the results of operations for the three and nine months ended September 30, 1997. The operations for the three and nine months ended September 30, 1996 included some results of operations from the Company's wholly owned subsidiary DMI, CARS, Inc. which was dissolved in 1996, and the last sales of the Company's remaining inventory. The operations for the three and nine months ended September 30, 1997 include the results of DTI Technology, Inc. (d.b.a. Dega Technology, Inc. ) ("Dega") from the date of its acquisition, July 21, 1997.

Due to the above, and because the results only include the operations of Dega from the date of its acquisition, July 21, 1997, the results of the operations for the three and nine months ended September 30, 1997 are not an indication of any future results of operations.

In May of 1996, the Company entered into a joint venture agreement with Unicomp, Inc. to establish a distribution channel for remanufactured Toshiba telephone system in Vietnam, Laos, Cambodia, and China. By the terms of the Agreement, the Company was to receive 25% of the gross profits. The agreement was rescinded in 1997 in favor of a $250,000 note receivable at 8% annualized interest, due October 21, 1997. As of the date of this report, no amounts have been collected on this note. Due to the uncertainty regarding the ultimate collectibility of this note, no amounts have been recorded in the accompanying condensed consolidated financial statements relating to this note.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 as Compared to the Three Months Ended September 30, 1996

The Company had revenues of $45,327 during the three months ended September 30, 1997 as compared to revenues of $3,857 for the three months ended September 30, 1996. The increase in revenues is directly related to the acquisition of Dega in July 1997 which accounted for 100% of the Company's current quarter revenue. Although the Company has two existing licensing agreements with value added resellers, the Company has not yet earned any revenues from such agreements.

Selling, general and administrative expenses and depreciation expense for the three months ended September 30, 1997 also increased from prior year amounts due to the Dega acquisition. As DMI had only one employee for the current quarter, substantially all selling, general and administrative expenses, and all depreciation expense, related to the operations of Dega. Additionally, the Company issued 2,838,000 shares of the Company's common stock to various consultants and recognized related compensation expenses of $108,126.

As a result, the Company recorded a net loss of ($391,009) or ($.010) per share, for the three months ended September 30, 1997 as compared to a net loss of ($22,049) or ($.003) per share for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 as Compared to the Nine Months Ended September 30, 1996

The Company had revenues of $45,327 during the nine months ended September 30, 1997 as compared to revenues of $40,073 for the nine months ended September 30, 1996. The increase in revenues resulted from the Company's acquisition of Dega in July 1997, which accounted for 100% of the Company's revenues during the nine months ended September 30, 1997. Although the Company has two existing licensing agreements with value added resellers, the Company has not yet earned any revenues from such agreements. Prior year revenues related primarily to sales of the Company's existing document imaging inventory which was completely liquidated in 1996.

Selling, general and administrative expenses and depreciation expense for the nine months ended September 30, 1997 increased to $513,079 from $109,283 during the nine months ended September 30, 1996. The increase is related to the Company's July 1997 acquisition of Dega as DMI had only two employees during most of 1996. Additionally, the Company recorded compensation expenses of $108,126 in connection with the issuance of 2,838,000 shares of the Company's common stock to various consultants.

As a result, the Company recorded a net loss of ($474,711) or ($.012) per share, for the nine months ended September 30, 1997 as compared to a net loss of ($80,978) or ($.007) per share for the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $64,016. At September 30, 1997, the Company had $27,872 in business checking and money market accounts. These funds resulted primarily from the operations of Dega, current year sales of the Company's common stock and stockholder loans.

Although the Company believes that the operations of Dega will generate some amount of cash, the Company recognizes the need for additional financing to expand the business activities of Dega. No such sources of financing have yet been secured. The Company believes that cash generated from the operations of Dega and available cash as of September 30, 1997 will be sufficient to fund its operating needs through the balance of the fiscal year.

PART II - OTHER INFORMATION:

Item 1. - LEGAL PROCEEDINGS

          None

Item 2. - CHANGES IN SECURITIES

          None

Item 3. - DEFAULTS UPON SENIOR SECURITIES

          None

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          See item 2 above.

Item 5. - OTHER INFORMATION

          None

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit 27 -- Financial Data Schedule.

          1. Form 8-K, dated April 2, 1997, was filed regarding the acquisition of DTI Technology, Inc. (d.b.a. Dega Technology, Inc.).

          2. Form 8-K/A, dated July 21, 1997, was filed regarding a change in control of the Company, an amendment to the Dega Technology, Inc. stock purchase agreement and a change in the Company's directors.

          3. Form 8-K, dated July 31, 1997, was filed regarding the Company's appointment of Haskell & White LLP as the Company's auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DMI, INC.
                                            (Registrant)


12/15/97                                    By:  /s/ J.P. MAKEYEV
--------                                         ---------------------------
  Date                                               J.P. Makeyev
                                                     Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit                                                         Sequentially
Number          Description                                     Numbered Page
-------         -----------                                     -------------
  27            Financial Data Schedule